Form 10-Q
period 2026-03-31
Grayscale Avalanche Staking ETF
filed 2026-05-08
CIK 2035053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-43189

Grayscale Avalanche Staking ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-6715858
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Avalanche Staking ETF Shares	GAVA	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of May 4, 2026: 257,980

Grayscale® Avalanche staking ETF

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Avalanche Staking ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Risk Factors” of our Registration Statement on Form S-1 (File No. 333-289829), filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2026 (as amended and supplemented from time to time, the “Registration Statement”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 27.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE AVALANCHE STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
Assets:
Investment in AVAX, at fair value (cost $14,699 and $14,518 as of March 31, 2026 and December 31, 2025, respectively)	$5,309	$7,090
Total assets	$5,309	$7,090
Liabilities:
Sponsor's Staking Fee payable, related party	$-	$-
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$5,309	$7,090
Shares issued and outstanding, no par value (unlimited Shares authorized)	247,980	237,980
Principal Market NAV per Share	$21.41	$29.79

See accompanying notes to the unaudited financial statements.

GRAYSCALE AVALANCHE STAKING ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of AVAX and percentages)

March 31, 2026
	Quantity of AVAX	Cost	Fair Value	% of Net Assets
Investment in AVAX	597,200.87329633	$14,699	$5,309	100%
Total Investment		$14,699	$5,309	100%
Net assets			$5,309	100%

December 31, 2025
	Quantity of AVAX	Cost	Fair Value	% of Net Assets
Investment in AVAX	575,012.34055965	$14,518	$7,090	100%
Total Investment		$14,518	$7,090	100%
Net assets			$7,090	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE AVALANCHE STAKING ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Investment income:
Staking Reward income	$10	$-
Investment income	-	-
Total Investment income	10	-
Expenses:
Sponsor's Staking Fee, related party	2	-
Sponsor’s Fee, related party	32	13
Gross Expenses	34	13
Sponsor's Fee Waiver, related party	(1)	-
Net Expenses	33	13
Net investment loss	(23)	(13)
Net realized and unrealized loss on investment from:
Net realized (loss) gain on investment in AVAX sold to pay expenses	(43)	1
Net realized gain on investment in AVAX sold for redemption of Shares	-	-
Net change in unrealized appreciation/depreciation on investment in AVAX	(1,962)	(1,304)
Net realized and unrealized loss on investment	(2,005)	(1,303)
Net decrease in net assets resulting from operations	$(2,028)	$(1,316)

See accompanying notes to the unaudited financial statements.

GRAYSCALE AVALANCHE STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2026	2025
Decrease in net assets from operations:
Net investment loss	$(23)	$(13)
Net realized (loss) gain on investment in AVAX sold to pay expenses	(43)	1
Net realized gain on investment in AVAX sold for redemption of Shares	-	-
Net change in unrealized appreciation/depreciation on investment in AVAX	(1,962)	(1,304)
Net decrease in net assets resulting from operations	(2,028)	(1,316)
Decrease in net assets from capital share transactions:
Shares issued	247	131
Shares redeemed	-	-
Net increase in net assets resulting from capital share transactions	247	131
Total decrease in net assets from operations and capital share transactions	(1,781)	(1,185)
Net assets:
Beginning of period	7,090	2,674
End of period	$5,309	$1,489
Change in Shares outstanding:(1)
Shares outstanding at beginning of period	237,980	30,140
Shares issued	10,000	2,300
Shares redeemed	-	-
Net increase in Shares	10,000	2,300
Shares outstanding at end of period	247,980	32,440
(1)
Share amounts have been retroactively adjusted to reflect the 1-for-5 Reverse Share Split of the Trust’s issued and outstanding Shares completed on March 6, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE AVALANCHE STAKING ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Avalanche Staking ETF (the “Trust”) is a Delaware Statutory Trust that was formed on November 3, 2021 and commenced operations on August 20, 2024. The Trust’s investment objective is for the value of the Shares (based on AVAX per Share) to reflect the value of the Avalanche tokens (“AVAX”) held by the Trust and to reflect rewards from Staking a portion of the Trust’s AVAX, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for AVAX.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on March 11, 2026 and the Shares were listed and began trading on Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “GAVA” on March 12, 2026 (the “Uplisting Date”).

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

The Trust may receive staking rewards as a result of the Trust’s Staking pursuant to the Staking Arrangements.

Staking on the Avalanche Network refers to the use of AVAX, or the permission for AVAX to be used through an agent or otherwise, in the Avalanche Network’s proof-of-stake validation protocol in exchange for the receipt of staking rewards paid in kind (“Staking”). The Trust Agreement permits the Trust to engage in Staking, and on March 12, 2026, the Trust commenced Staking pursuant to the Staking Arrangements. The Sponsor has caused, and from time to time may cause, the Trust to enter into written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), pursuant to which a portion of the Trust’s AVAX is made available for staking through validator operations conducted by such Staking Providers (“Provider-Facilitated Staking”). The Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust, as discussed in Note 6.

Liquidity Providers facilitate the purchase and sale of AVAX in connection with cash orders for creations or redemptions of Baskets. The Liquidity Providers with which GSIS, acting in its capacity as the “Liquidity Engager,” will engage in AVAX transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant. The Liquidity Engager may engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s AVAX which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the AVAX held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults.

The transfer agent for the Trust (the “Transfer Agent”) is The Bank of New York Mellon. The responsibilities of the Transfer Agent are to (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. The co-transfer agent for the Trust (the “Co-Transfer Agent”) is Continental Stock Transfer & Trust Company.

The administrator for the Trust (the “Administrator”) is BNY Mellon Asset Servicing, a division of The Bank of New York Mellon. BNY Mellon Asset Servicing provides administration and accounting services to the Trust. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

The marketing agent for the Trust (the “Marketing Agent”) is Foreside Fund Services, LLC. The Marketing Agent provides the following services to the Sponsor: (i) assist the Sponsor in facilitating Participant Agreements between and among Authorized Participants, the

Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records.

On March 6, 2026, the Trust completed a 1-for-5 Reverse Share Split of the Trust’s issued and outstanding Shares. In connection with the Reverse Share Split effective for shareholders of record on March 5, 2026, every 5 issued and outstanding Shares of the Trust were converted into one Share. The number of outstanding Shares and per-Share amounts disclosed for periods prior to March 6, 2026 have been retroactively adjusted to reflect the effects of the Share Split.

On March 12, 2026, Shares of the Trust began trading on NASDAQ following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-289829). The Trust’s trading symbol on NASDAQ is “GAVA” and the CUSIP number for its Shares is 38963A102.

The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in AVAX, in accordance with the terms of the Trust Agreement. Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of AVAX and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. The Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the Prime Broker Agreement provides that the Trust is abandoning irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NASDAQ seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Registration Statement on Form S-1.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Trust uses fair value as its method of accounting for AVAX in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in AVAX, including receiving AVAX for the creation of Shares and delivering AVAX for the redemption of Shares and for the payment of the Sponsor’s Fee and Sponsor’s Staking Fee. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

Cash and Cash Equivalents

Generally, the Trust does not intend to hold cash, except in connection with cash orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for AVAX in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that AVAX is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives AVAX in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of AVAX traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of AVAX for Share creations and the delivery of AVAX for Share redemptions, or for payment of expenses in AVAX. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in AVAX.

AVAX Staking

The Trust earns staking rewards by delegating a portion of its AVAX on the Avalanche Network’s proof-of-stake consensus protocol. The Sponsor has entered into contractual arrangements with the Custodian and one or more third-party staking service providers, which may include affiliates of the Custodian or other institutional validators, to facilitate the staking of the Trust’s AVAX. The Trust retains control of its AVAX throughout the staking process. The delegation of AVAX for staking purposes does not constitute a sale, transfer, or other derecognition event, as control of the AVAX is not transferred to the validator or staking provider. Accordingly, the staked AVAX is not derecognized under ASC Topic 610-20, Other Income, Gains and Losses from the Derecognition of Nonfinancial Assets, or ASC Topic 350-60, Intangibles, Goodwill and Other, Crypto Assets.

The Trust recognizes staking rewards as revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under the staking arrangements, the validator (e.g., the Custodian or other staking provider) is considered the customer, as it receives access to the Trust’s staking capacity (i.e., the delegation of AVAX), which represents the Trust’s performance obligation. In exchange, the Trust is entitled to staking rewards generated by the Avalanche protocol, net of Validator Fees.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). Staking rewards are received in AVAX, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch), in accordance with ASC 606.

Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Validator Fees are deducted. As such, the Trust presents staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Staking revenue is recorded as staking reward income on the Statements of Operations.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in AVAX	$5,309	$5,309	$-	$-
December 31, 2025
Assets
Investment in AVAX	$7,090	$7,090	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor’s Fee, related party, and Sponsor’s Staking Fee, related party, are included in the accompanying Statements of Operations.

3. Fair Value of AVAX

AVAX is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and December 31, 2025, the Trust held 597,200.87329633 and 575,012.34055965 AVAX, respectively.

The Trust determined the fair value per AVAX to be $8.89 and $12.33 on March 31, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of AVAX and the respective fair value:

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
Balance at December 31, 2024	74,668.54471653	$2,674
AVAX contributed	5,677.24126806	131
AVAX distributed for Sponsor’s Fee, related party	(473.14673580)	(13)
Net change in unrealized appreciation/depreciation on investment in AVAX	-	(1,304)
Net realized gain on investment in AVAX sold to pay expenses	-	1
Balance at March 31, 2025	79,872.63924879	1,489

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
Balance at December 31, 2025	575,012.34055965	$7,090
AVAX contributed	24,046.63990477	247
AVAX redeemed	-	-
AVAX distributed for Sponsor’s Fee, related party	(2,750.40397203)	(31)
Staking reward income	1,124.06220756	10
AVAX distributed for Sponsor's Staking Fee, related party	(231.76540362)	(2)
Net change in unrealized appreciation/depreciation on investment in AVAX	-	(1,962)
Net realized loss on investment in AVAX sold to pay expenses	-	(43)
Net realized gain on investment in AVAX sold for redemption of Shares	-	-
Balance at March 31, 2026	597,200.87329633	$5,309

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of AVAX to the Trust or the distribution of AVAX by the Trust. The amount of AVAX required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of AVAX owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of AVAX representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 2.4083 and 2.4162 of one AVAX at March 31, 2026 and December 31, 2025, respectively.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended March 31,
	2026	2025
Activity in Number of Shares Issued and Redeemed:(1)
Shares issued	10,000	2,300
Shares redeemed	-	-
Net Change in Number of Shares Issued and Redeemed	10,000	2,300

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$247	$131
Shares redeemed	-	-
Net Change in Value of Shares Issued and Redeemed	$247	$131

(1)
Share amounts for periods presented prior to the Reverse Share Split have been retroactively adjusted to reflect the 1-for-5 Reverse Share Split of the Trust’s issued and outstanding Shares completed on March 6, 2026.

AVAX receivable represents the value of AVAX covered by contractually binding orders for the creation of Shares where the AVAX has not yet been transferred to the Trust’s account. Generally, ownership of the AVAX is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
AVAX receivable	$-	$-

AVAX payable represents the value of AVAX covered by contractually binding orders for the redemption of Shares where the AVAX has not yet been transferred out of the Trust’s account. Generally, ownership of the AVAX is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
AVAX payable	$-	$-

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, with respect to staking and including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of March 31, 2026 and December 31, 2025, 9,183 and 45,992 Shares of the Trust were held by related parties of the Trust, respectively.

On March 11, 2026, the Sponsor and the Trustee entered into Amendment No. 1 to the Second Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective March 12, 2026, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in AVAX, daily in arrears. The amount of AVAX payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of AVAX used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of AVAX is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2026 and 2025.

Effective March 12, 2026, and pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust. The Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in AVAX, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. The Sponsor’s Staking Fee and the Validator Fees together represent an aggregate of 23% of the gross staking rewards generated under the Staking Arrangements. A portion of the gross staking rewards is paid to non-related parties and the Trust receives and retains the remainder of such gross staking rewards.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance AVAX in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such AVAX into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such AVAX in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective March 12, 2026, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) June 12, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to June 12, 2026, the Sponsor’s Fee charged on assets over $1.0 billion will be 0.35%. After the Fee Waiver Period is over, the Sponsor’s Fee will be 0.35%.

Prior to the Fee Waiver Period, for the period from January 1, 2026 until March 12, 2026, and the three months ended March 31, 2025, the Trust incurred Sponsor’s Fees of $29,914 and $12,977, respectively. As of March 31, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended March 31, 2026, the Trust incurred Sponsor’s Staking Fees of $2,029.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in AVAX, and its net asset value and results of operations are directly affected by the price of AVAX, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to AVAX and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of AVAX.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2026	2025
Per Share Data:(1)
Principal Market NAV, beginning of period	$29.79	$88.72
Net decrease in net assets from investment operations:
Net investment loss	(0.09)	(0.42)
Net realized and unrealized loss	(8.29)	(42.41)
Net decrease in net assets resulting from operations	(8.38)	(42.83)
Principal Market NAV, end of period	$21.41	$45.89
Total return	-28.13%	-48.28%
Ratios to average net assets:
Net investment loss	-1.47%	-2.50%
Sponsor's Fee	-2.06%	-2.50%
Sponsor's Staking Fee	-0.14%	0.00%
Gross Expenses	-2.20%	-2.50%
Sponsor's Fee Waiver	0.07%	0.00%
Net Expenses	-2.13%	-2.50%
(1)
Per Share amounts for periods presented prior to the Reverse Share Split have been retroactively adjusted to reflect the 1-for-5 Reverse Share Split of the Trust’s issued and outstanding Shares completed on March 6, 2026.

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

9. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

10. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Risk Factors” and “Forward-Looking Statements” or other sections of our Registration Statement on Form S-1.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds AVAX and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of AVAX. On March 11, 2026 in connection with the approval of application under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NASDAQ on March 12, 2026, following the effectiveness of the Trust’s registration statement on Form S-1. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for AVAX. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on AVAX per Share) to reflect the value of the AVAX held by the Trust, including AVAX earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in AVAX, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to AVAX. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to October 1, 2025, the Trust valued the AVAX held by the Trust for operational purposes by reference to the CoinDesk AVAX Reference Rate Price. As of October 1, 2025, the Index is the CoinDesk AVAX Benchmark Rate which is used to calculate the NAV and NAV per Share. Prior to October 1, 2025, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the CoinDesk AVAX Reference Rate. From and after October 1, 2025, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Avalanche Benchmark Rate.

Staking

On March 12, 2026, the Trust began staking its AVAX pursuant to staking arrangements with the Custodian and certain third-party staking providers and earns staking rewards in the form of additional AVAX (“Staking Consideration”). The amount of Staking Consideration received by the Trust is influenced by factors including Avalanche Network conditions, protocol-level reward rates, the amount of AVAX held by the Trust and the portion of the Trust’s AVAX that is staked, and the Trust does not expect Staking Consideration to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked AVAX may be inaccessible for a period of time required to un-stake and withdraw AVAX under Avalanche Network protocols and the Trust’s dependence on third-party staking providers for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Consideration is allocated among the Custodian, the applicable staking providers and the Sponsor (the “Sponsor’s Staking Fee”), with the remainder retained by the Trust. Staking Consideration retained by the Trust increases the Trust’s AVAX holdings, while distributions or sales of AVAX reduce the Trust’s AVAX holdings. The Trust may distribute Staking Consideration (in AVAX or cash from the sale of AVAX) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of AVAX by the Trust in connection with Share creations and the delivery of AVAX by the Trust in connection with Share redemptions or for payment of expenses in AVAX. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in AVAX.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for AVAX in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that AVAX is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives AVAX in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of AVAX traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for AVAX in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, AVAX and price of AVAX amounts, are in thousands)

	Three Months Ended March 31,
	2026	2025
Net realized and unrealized loss on investment in AVAX	$(2,005)	$(1,303)
Net decrease in net assets resulting from operations	$(2,028)	$(1,316)
Net assets(1)	$5,309	$1,489
(1)
Net assets is calculated in accordance with U.S. GAAP based on the Digital Asset Market price of AVAX on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in AVAX for the three months ended March 31, 2026 was ($2,005), which includes a realized loss of ($43) on the transfer of AVAX to pay expenses and net change in unrealized appreciation/depreciation on investment in AVAX of ($1,962). Net realized and unrealized loss on investment in AVAX for the period was driven by AVAX price depreciation from $12.33 per AVAX as of December 31, 2025 to $8.89 per AVAX as of March 31, 2026. Net decrease in net assets resulting from operations was ($2,028) for the three months ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in AVAX, plus the net investment loss of $(23). Net assets decreased to $5,309 at March 31, 2026, a 25% decrease for the three-month period. The decrease in net assets resulted from the aforementioned AVAX price depreciation, the withdrawal of 2,750 AVAX to pay the foregoing Sponsor’s Fee and the withdrawal of 232 AVAX to pay the foregoing Sponsor’s Staking Fee, partially offset by and the contribution of approximately 24,047 AVAX with a value of $247 to the Trust in connection with Share creations during the period and the contribution of approximately 1,124 AVAX in connection with Staking Rewards,

Net realized and unrealized loss on investment in AVAX for the three months ended March 31, 2025 was ($1,303), which includes a realized gain of $1 on the sale of AVAX to pay expenses and net change in unrealized appreciation/depreciation on investment in AVAX of ($1,304). Net realized and unrealized loss on investment in AVAX for the period was driven by AVAX price depreciation from $35.81 per AVAX as of December 31, 2024, to $18.64 per AVAX as of March 31, 2025. Net decrease in net assets resulting from operations was ($1,316) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in AVAX. Net assets decrease to $1,489 at March 31, 2025, a 44% decrease for the three-month period. The decrease in net assets resulted the aforementioned AVAX price depreciation and the $131 AVAX to pay the foregoing Sponsor’s Staking Fee, partially offset by the contribution of 5,677 AVAX with a value of $131 to the trust in connection with Share creations during the period.

Cash Resources and Liquidity

The Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling AVAX in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of AVAX needed to pay expenses in order to minimize the Trust’s holdings of assets other than AVAX. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

Generally, the Trust does not intend to hold cash, except in connection with Cash Orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expenses of the Trust during the periods covered by this Quarterly Report were the Sponsor’s Fee and Sponsor’s Staking Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective March 12, 2026, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) June 12, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to June 12, 2026, the Sponsor’s Fee charged on assets over $1.0 billion will be 0.35%. After the Fee Waiver Period is over, the Sponsor’s Fee will be 0.35%. From March 12, 2026 to March 31, 2026, the Trust’s assets did not exceed $1.0 billion and no Sponsor’s Fee had been incurred.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of March 31,
	2026	2025
Price of AVAX on principal market	$8.89	$18.64
Principal Market NAV per Share(1)(2)	$21.41	$45.89
Principal Market NAV(2)	$5,309,116	$1,488,826
Index Price	$8.89	$18.76
NAV per Share(1)(3)	$21.41	$46.19
NAV(3)	$5,309,438	$1,498,411

(1)
Shares and per Share amounts for periods presented prior to the Reverse Share Split have been retroactively adjusted for the 1-for-5 Reverse Share Split of the Trust’s issued and outstanding Shares completed on March 6, 2026.
(2)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of AVAX based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(3)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of March 31, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, GATE, Gemini, Hashkey, Kraken and OKX. The Digital Asset Trading Platforms included in the Index as of March 31, 2025 were Coinbase, Kraken, and Crypto.com. See “Business—Overview of the Avalanche Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1 for a description of the Index and the Index Price.

The Trust reflects creations and redemptions and the AVAX for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the AVAX for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the AVAX are delivered or removed from the Trust for settlement.

Historical NAV and AVAX Prices

As movements in the price of AVAX will directly affect the price of the Shares, investors should understand recent movements in the price of AVAX. Investors, however, should also be aware that past movements in the AVAX price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to March 6, 2026) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to March 6, 2026) from August 20, 2024 (the commencement of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Business—Overview of the Avalanche Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1.

The following table illustrates the movements in the Index Price from August 20, 2024 (the commencement of the Trust’s operations) to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of March 31, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
August 20, 2024 (the commencement of the Trust’s operations) to March 31, 2025	$30.21	$54.44	12/4/2024	$16.70	3/10/2025	$18.76	$18.76
Twelve months ended March 31, 2026	$18.31	$34.57	9/18/2025	$8.35	2/23/2026	$8.89	$8.89
August 20, 2024 (the commencement of the Trust’s operations) to March 31, 2026	$22.83	$54.44	12/4/2024	$8.35	2/23/2026	$8.89	$8.89

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Trust’s principal market, from August 20, 2024 (the commencement of the Trust’s operations) to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
August 20, 2024 (the commencement of the Trust’s operations) to March 31, 2025	$30.20	$54.16	12/4/2024	$16.89	3/10/2025	$18.64	$18.64
Twelve months ended March 31, 2026	$18.30	$34.73	9/18/2025	$8.35	2/5/2026	$8.89	$8.89
August 20, 2024 (the commencement of the Trust’s operations) to March 31, 2026	$22.83	$54.16	12/4/2024	$8.35	2/5/2026	$8.89	$8.89

Effective March 12, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NASDAQ. The following chart sets out the historical closing prices for the Shares as reported by NASDAQ and the Trust’s NAV per Share from March 12, 2026 to March 31, 2026.

GAVA Premium/(Discount): GAVA Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NASDAQ divided by the Trust’s NAV per Share from March 12, 2026 to March 31, 2026.

GAVA Premium/(Discount): GAVA Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Legal Proceedings” of our Registration Statement on Form S-1 filed with the SEC on March 12, 2026 (our “Registration Statement”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Risk Factors” of our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended March 31, 2026, the Trust redeemed the following Shares.

Period	Total Number of Shares of GAVA Redeemed	Average Price Paid per Share of GAVA(1)

January 1, 2026 - January 31, 2026	-	$-
February 1, 2026 - February 28, 2026	-	$-
March 1, 2026 - March 31, 2026	-	$-
Total	-	$-
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Key Personnel of the Sponsor” in our Registration Statement on Form S-1.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Liquidity Provider Agreement.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

GLOSSARY OF DEFINED TERMS

“Actual Exchange Rate”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation or redemption of Shares.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of creations or redemptions through In-Kind Orders must also own, or their AP Designee (as defined above) must own, an AVAX wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Avalanche Network”—The online and permissionless end-user-to-end-user network hosting the public transaction ledger, known as the Avalanche Blockchain, that uses a proof-of-stake consensus mechanism to validate transactions, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Avalanche Network. See “Overview of the Avalanche Industry and Market.”

“AVAX”—Avalanche tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the Avalanche Network, comprising units that constitute the assets underlying the Trust’s Shares. See “Overview of the Avalanche Industry and Market.”

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of AVAX required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of AVAX owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of AVAX representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one AVAX (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Blockchain” or “Avalanche Blockchain”—The public transaction ledger of the Avalanche Network on which transactions in AVAX are recorded.

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of AVAX. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders.

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial and Prime Broker Services”—The services of the Custodian and the Prime Broker that provide for: (i) holding of the Trust’s AVAX in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s AVAX between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of AVAX from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of AVAX from the Vault Balance to a public blockchain address the Trust controls.

“Custodian”—Coinbase Custody Trust Company, LLC.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell AVAX based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of AVAX, which consists of transactions on electronic Digital Asset Trading Platforms.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“Fee Waiver Period”—The period from March 12, 2026 until the earlier of (x) June 13, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of AVAX and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—Prior to October 1, 2025, the CoinDesk AVAX Reference Rate. As of October 1, 2025, the Index is the CoinDesk Avalanche Benchmark Rate.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of an AVAX token derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Business—Overview of the Avalanche Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1 for a description of how the Index Price is calculated.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive AVAX directly from the Trust’s Vault Balance.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“Liquidity Engager”—Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of AVAX in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in AVAX transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated October 22, 2025, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NASDAQ”—Nasdaq Stock Market, LLC.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Business—Valuation of AVAX and Determination of NAV” in our Registration Statement on Form S-1. See also “Business—Investment Objective” in our Registration Statement on Form S-1 for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Business—Valuation of AVAX and Determination of NAV” in our Registration Statement on Form S-1.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets.

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis.

“Redemption Basket”—Basket of Shares redeemed by the Trust upon distribution or disposition of the Basket Amount required for each such Redemption Basket.

“Redemption Time”—With respect to the redemption of any Shares by the Trust, the time at which the Trust redeems such Shares.

“Reverse Share Split”—A 1-for-5 reverse Share split of the Trust’s issued and outstanding Shares, which was effective on March 6, 2026 to shareholders of record as of the close of business on March 5, 2026.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NASDAQ.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in AVAX, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor had determined to waive a portion of the Sponsor’s Fee for the first three months of the Trust’s operation, from March 12, 2026 through June 12, 2026, as described in more detail under “Business—Expenses; Sales of AVAX” of the Trust’s Registration Statement on Form S-1.

“Sponsor’s Staking Fee”—In addition to the Sponsor’s Fee, as partial consideration for the Sponsor’s facilitation of Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect thereto, a portion of the staking rewards payable to the Sponsor in AVAX (or, if applicable, in the form of any Other Staking Consideration), which accrues daily in U.S. dollars in an amount calculated as a per annum percentage of any Staking Consideration received by the Trust, as may be directed by the Sponsor in its sole discretion. The Sponsor’s Staking Fee is payable to the Sponsor daily in arrears. As of the date hereof, the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of such Staking Consideration comprises an aggregate of 23% of the gross Staking Consideration generated under the Staking Arrangements. The Trust will receive and retain the remainder of such gross Staking Consideration.

“Staking”—(i) Using, or permitting to be used, in any manner, through an agent or otherwise (including, for the avoidance of doubt, through a delegation of rights to any third party with respect to any portion of the Trust Estate, by making any portion of the Trust Estate available to any third party or by entering into any similar arrangement with a third party), any portion of the Trust Estate in a proof-of-stake validation protocol, (ii) accepting any Staking Consideration, (iii) holding any Other Staking Consideration accepted by the Trust pursuant to clause (ii), for not more than 30 days after the Trust’s receipt thereof, pending the use of such Other Staking Consideration for payment of Additional Trust Expenses or distribution to the Shareholders and (iv) any financing arrangement or other mechanism utilized by the Sponsor, on behalf of the Trust, in connection with Redemption Orders to manage AVAX liquidity constraints arising from activities described in the preceding clauses. For the avoidance of doubt, (i) the mere act of transferring units of virtual currency on a peer-to-peer virtual currency network that utilizes a proof-of-stake validation protocol shall not be considered to be “Staking” and (ii) “Staking” shall include any related activity contemplated by a Tax Ruling, an opinion or Tax Guidance, in each case, described in the definition of Staking Condition (and, in the case of a Tax Ruling, that is described in the private letter ruling request (as supplemented from time to time) submitted to the U.S. Internal Revenue Service in connection therewith).

“Staking Condition”—With respect to a particular form of Staking, the condition that (i) (x) engaging in such form of Staking should not cause the Trust to be treated as other than a grantor trust for U.S. federal income tax purposes and (y) the Trust shall have received (1) a written opinion from a Tax Advisor or (2) a Tax Ruling, in each case, to that effect or (ii) such form of Staking is confirmed in Tax Guidance to be a permissible undertaking by a grantor trust. As of the date of this filing, the Staking Condition has been satisfied as to the particular form of Staking described in the Trust’s Quarterly Report, as amended from time to time, and the Sponsor intends to cause the Trust to engage in Staking as described therein. The Sponsor may in the future modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto.

“Staking Consideration”—Any consideration of any kind whatsoever, including, but not limited to, any staking reward paid in fiat currency or paid in kind, in exchange for using, or permitting to be used, any portion of the Trust Estate as described in clause (i) of the definition of “Staking.”

“Tax Advisor”—An independent law firm that is recognized as being expert in tax matters.

“Tax Guidance”—Any tax guidance that is issued by the U.S. Internal Revenue Service or the U.S. Department of the Treasury and on which taxpayers may rely.

“Tax Ruling”—A binding ruling issued by the U.S. Internal Revenue Service...

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”—Grayscale Avalanche Staking ETF, a Delaware statutory trust, formed on November 11, 2021 under the DSTA and pursuant to the Trust Agreement. On March 11, 2026, the Trust changed its name from Grayscale Avalanche Trust (AVAX) to Grayscale Avalanche Staking ETF by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA.

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of March 11, 2026 between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto, and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“Trust Estate”—Without duplication, (i) all the AVAX in the Trust’s accounts, including the AVAX Account, (ii) all Incidental Rights held by the Trust, (iii) all IR Virtual Currency in the Trust’s accounts, (iv) all Other Staking Consideration held by the Trust, (v) all proceeds from the sale of AVAX, Incidental Rights, IR Virtual Currency and Other Staking Consideration pending use of such cash for payment of Additional Trust Expenses or distribution to the Shareholders and (vi) any rights of the Trust pursuant to any agreements, other than this Trust Agreement, to which the Trust is a party.

“Uplisting Date”—March 12, 2026, the date on which the shares of Grayscale Avalanche Staking ETF began trading on NASDAQ as shares of an exchange-traded product

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s AVAX on the Trust’s behalf.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Avalanche Staking ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: May 8, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.