Form 10-Q
period 2026-06-30
Grayscale Avalanche Staking ETF
filed 2026-08-07
CIK 2035053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of August 3, 2026: 267,980

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 29.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE AVALANCHE STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in AVAX, at fair value (cost $15,093 and $14,518 as of June 30, 2026 and December 31, 2025, respectively)	$4,270	$7,090
Total assets	$4,270	$7,090
Liabilities:
Sponsor's Staking Fee payable, related party	$-	$-
Sponsor’s Fee payable, related party	-	-
Total liabilities	-	-
Net assets	$4,270	$7,090
Shares issued and outstanding, no par value (unlimited Shares authorized)	267,980	237,980
Principal Market NAV per Share	$15.93	$29.79

See accompanying notes to the unaudited financial statements.

GRAYSCALE AVALANCHE STAKING ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of AVAX and percentages)

June 30, 2026
	Quantity of AVAX	Cost	Fair Value(1)	% of Net Assets
Investment in AVAX	649,890.86614991	$15,093	$4,270	100%
Total Investment		$15,093	$4,270	100%
Net assets			$4,270	100%

December 31, 2025
	Quantity of AVAX	Cost	Fair Value	% of Net Assets
Investment in AVAX	575,012.34055965	$14,518	$7,090	100%
Total Investment		$14,518	$7,090	100%
Net assets			$7,090	100%
(1)
Investment in AVAX includes $3,453 of staked AVAX at June 30, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE AVALANCHE STAKING ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Staking Reward income	$47	$-	$57	$-
Investment income	-	-	-	-
Total Investment income	47	-	57	-
Expenses:
Sponsor's Staking Fee, related party	10	-	12	-
Sponsor’s Fee, related party	4	44	36	57
Gross expenses	14	44	48	57
Sponsor's Fee Waiver, related party	(4)	-	(5)	-
Net expenses	10	44	43	57
Net investment gain (loss)	37	(44)	14	(57)
Net realized and unrealized loss from:
Net realized loss on investment in AVAX sold to pay Sponsor’s Fee	(2)	(10)	(41)	(9)
Net realized loss on investment in AVAX sold to pay Sponsor's Staking Fee	(18)	-	(22)	-
Net realized gain on investment in AVAX sold for redemption of Shares	-	-	-	-
Net change in unrealized appreciation/depreciation on investment in AVAX	(1,433)	(3,548)	(3,395)	(4,852)
Net realized and unrealized loss	(1,453)	(3,558)	(3,458)	(4,861)
Net decrease in net assets resulting from operations	$(1,416)	$(3,602)	$(3,444)	$(4,918)

See accompanying notes to the unaudited financial statements.

GRAYSCALE AVALANCHE STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Decrease in net assets from operations:
Net investment gain (loss)	$37	$(44)	$14	$(57)
Net realized loss on investment in AVAX sold to pay Sponsor’s Fee	(2)	(10)	(41)	(9)
Net realized loss on investment in AVAX sold to pay Sponsor's Staking Fee	(18)	-	(22)	-
Net realized gain on investment in AVAX sold for redemption of Shares	-	-	-	-
Net change in unrealized appreciation/depreciation on investment in AVAX	(1,433)	(3,548)	(3,395)	(4,852)
Net decrease in net assets resulting from operations	(1,416)	(3,602)	(3,444)	(4,918)
Increase in net assets from capital share transactions:
Shares issued	377	12,684	624	12,815
Shares redeemed	-	-	-	-
Net increase in net assets resulting from capital share transactions	377	12,684	624	12,815
Total (decrease) increase in net assets from operations and capital share transactions	(1,039)	9,082	(2,820)	7,897
Net assets:
Beginning of period	5,309	1,489	7,090	2,674
End of period	$4,270	$10,571	$4,270	$10,571
Change in Shares outstanding:(1)
Shares outstanding at beginning of period	247,980	32,440	237,980	30,140
Shares issued	20,000	204,800	30,000	207,100
Shares redeemed	-	-	-	-
Net increase in Shares	20,000	204,800	30,000	207,100
Shares outstanding at end of period	267,980	237,240	267,980	237,240
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

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Registration Statement on Form S-1.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in AVAX	$4,270	$4,270	$-	$-
December 31, 2025
Assets
Investment in AVAX	$7,090	$7,090	$-	$-

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

3. Fair Value of AVAX

AVAX is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 649,890.86614991 and 575,012.34055965 AVAX, respectively.

The Trust determined the fair value per AVAX to be $6.57 and $12.33 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of AVAX and the respective fair value:

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
Balance at December 31, 2024	74,668.54471653	$2,674
AVAX contributed	508,440.17645338	12,815
AVAX distributed for Sponsor’s Fee, related party	(2,614.22250643)	(57)
Net change in unrealized appreciation/depreciation on investment in AVAX	-	(4,852)
Net realized loss on investment in AVAX sold to pay Sponsor’s Fee	-	(9)
Balance at June 30, 2025	580,494.49866348	$10,571

(Amounts in thousands, except AVAX amounts)	Quantity	Fair Value
Balance at December 31, 2025	575,012.34055965	$7,090
AVAX contributed	72,355.34819361	624
AVAX redeemed	-	-
AVAX distributed for Sponsor’s Fee, related party	(2,862.42553243)	(31)
Staking reward income	6,784.46083273	57
AVAX distributed for Sponsor's Staking Fee, related party	(1,398.85790365)	(12)
Net change in unrealized appreciation/depreciation on investment in AVAX	-	(3,395)
Net realized loss on investment in AVAX sold to pay Sponsor’s Fee	-	(41)
Net realized loss on investment in AVAX sold to pay Sponsor's Staking Fee	-	(22)
Net realized gain on investment in AVAX sold for redemption of Shares	-	-
Balance at June 30, 2026	649,890.86614991	$4,270

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of AVAX to the Trust or the distribution of AVAX by the Trust. The amount of AVAX required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of AVAX owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of AVAX representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 2.4251 and 2.4162 of one AVAX at June 30, 2026 and December 31, 2025, respectively.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:(1)
Shares issued	20,000	204,800	30,000	207,100
Shares redeemed	-	-	-	-
Net Change in Number of Shares Issued and Redeemed	20,000	204,800	30,000	207,100

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$377	$12,684	$624	$12,815
Shares redeemed	-	-	-	-
Net Change in Value of Shares Issued and Redeemed	$377	$12,684	$624	$12,815

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

	As of June 30,
(Amounts in thousands)	2026	2025
AVAX receivable	$-	$-

AVAX payable represents the value of AVAX covered by contractually binding orders for the redemption of Shares where the AVAX has not yet been transferred out of the Trust’s account. Generally, ownership of the AVAX is transferred within no more than two business days of the trade date.

	As of June 30,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 5,310 and 45,992 Shares of the Trust were held by related parties of the Trust, respectively.

On March 11, 2026, the Sponsor and the Trustee entered into Amendment No. 1 to the Second Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective March 12, 2026, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in AVAX, daily in arrears. The amount of AVAX payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of AVAX used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of AVAX is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective March 12, 2026, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) June 12, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on June 12, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.35%.

For the period from the Sponsor’s Fee Waiver Expiration Date through June 30, 2026 and the three months ended June 30, 2025, the Trust incurred Sponsor’s Fees of $724 and $43,995, respectively. For the six months ended June 30, 2026 and 2025 the Trust incurred Sponsor’s Fees of $30,638 and $56,972, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $9,630. For the six months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $11,659.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:(1)
Principal Market NAV, beginning of period	$21.41	$45.89	$29.79	$88.72
Net decrease in net assets from investment operations:
Net investment gain (loss)	0.14	(0.31)	0.02	(0.66)
Net realized and unrealized loss	(5.62)	(1.02)	(13.88)	(43.50)
Net decrease in net assets resulting from operations	(5.48)	(1.33)	(13.86)	(44.16)
Principal Market NAV, end of period	$15.93	$44.56	$15.93	$44.56
Total return	-25.60%	-2.90%	-46.53%	-49.77%
Ratios to average net assets:
Net investment gain (loss)	2.77%	-2.50%	0.51%	-2.50%
Sponsor's Fee	-0.35%	-2.50%	-1.27%	-2.50%
Sponsor's Staking Fee	-0.74%	0.00%	-0.41%	0.00%
Gross expenses	-1.09%	-2.50%	-1.68%	-2.50%
Sponsor's Fee Waiver	0.30%	0.00%	0.18%	0.00%
Net expenses	-0.79%	-2.50%	-1.50%	-2.50%
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

10. Subsequent Events

On August 6, 2026, the Sponsor and the Trustee entered into Amendment No. 2 (the “Amendment”) to the Second Amended and Restated Declaration of Trust and Trust Agreement (the “Second A&R Trust Agreement”), which further amends the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement. The Amendment provides, among other things, for the Trust to make mandatory cash distributions to shareholders of the net proceeds from staking rewards, by requiring the Trust to convert staking rewards held by the Trust to cash no less often than quarterly and promptly distribute the net proceeds to shareholders, after deducting applicable fees and Trust expenses, and includes related conforming amendments to facilitate the Trust’s staking program and distribution framework.

The Trust currently intends to make such distributions on a monthly, but no less than quarterly, basis. The amount of future distributions will depend on the staking rewards earned by the Trust and applicable deductions and therefore cannot be predicted with certainty. Shareholders are advised to discuss any tax consequences relating to their investment in the Trust as a result of the Amendment to the Second A&R Trust Agreement with their tax advisors.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Risk Factors” and “Forward-Looking Statements” or other sections of our Registration Statement on Form S-1.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, AVAX and price of AVAX amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized loss on investment in AVAX	$(1,453)	$(3,558)	$(3,458)	$(4,861)
Net decrease in net assets resulting from operations	$(1,416)	$(3,602)	$(3,444)	$(4,918)
Net assets(1)	$4,270	$10,571	$4,270	$10,571
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of AVAX on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in AVAX for the three months ended June 30, 2026 was ($1,453), which includes a realized loss of ($2) on the transfer of AVAX to pay Sponsor’s Fee, net realized loss on investment in AVAX sold to pay Sponsor’s Staking Fee of ($18) and net change in unrealized appreciation/depreciation on investment in AVAX of ($1,433). Net realized and unrealized loss on investment in AVAX for the period was driven by AVAX price depreciation from $8.89 per AVAX as of March 31, 2026 to $6.57 per AVAX as of June 30, 2026. Net decrease in net assets resulting from operations was ($1,416) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in AVAX, and the net investment gain of $37. Net assets decreased to $4,270 at June 30, 2026, a 20% decrease for the three-month period. The decrease in net assets resulted from the aforementioned AVAX price depreciation, the withdrawal of approximately 112 AVAX to pay the foregoing Sponsor’s Fee and the withdrawal of approximately 1,167 AVAX to pay the foregoing Sponsor’s Staking Fee, partially offset by the contribution of approximately 48,309 AVAX with a value of $377 to the Trust in connection with Share creations during the period and the contribution of approximately 5,660 AVAX in connection with Staking Rewards.

Net realized and unrealized loss on investment in AVAX for the three months ended June 30, 2025 was ($3,558), which includes a realized loss of ($10) on the sale of AVAX to pay Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in AVAX of ($3,548). Net realized and unrealized loss on investment in AVAX for the period was driven by AVAX price depreciation from $18.64 per AVAX as of March 31, 2025, to $18.21 per AVAX as of June 30, 2025. Net decrease in net assets resulting from operations was ($3,602) for the three months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in AVAX, plus the Sponsor’s Fee of $44. Net assets increased to $10,571 at June 30, 2025, a 610% increase for the three-month period. The increase in net assets resulted from the contribution of approximately 502,763 AVAX with a value of $12,684 to the Trust in connection with Share creations during the period, partially offset by the aforementioned AVAX price depreciation and the withdrawal of approximately 2,141 AVAX to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in AVAX for the six months ended June 30, 2026 was ($3,458), which includes a realized loss of ($41) on the transfer of AVAX to pay Sponsor’s Fee, net realized loss on investment in AVAX sold to pay Sponsor's Staking Fee of ($22) and net change in unrealized appreciation/depreciation on investment in AVAX of ($3,395). Net realized and unrealized loss on investment in AVAX for the period was driven by AVAX price depreciation from $12.33 per AVAX as of December 31, 2025 to $6.57 per AVAX as of June 30, 2026. Net decrease in net assets resulting from operations was ($3,444) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in AVAX, and the net investment gain of $14. Net assets decreased to $4,270 at June 30, 2026, a 40% decrease for the six-month period. The decrease in net assets resulted from the aforementioned AVAX price depreciation, the withdrawal of approximately 2,862 AVAX to pay the foregoing Sponsor’s Fee and the withdrawal of approximately 1,399 AVAX to pay the foregoing Sponsor’s Staking Fee, partially offset by the contribution of approximately 72,355 AVAX with a value of $624 to the Trust in connection with Share creations during the period and the contribution of approximately 6,784 AVAX in connection with Staking Rewards.

Net realized and unrealized loss on investment in AVAX for the six months ended June 30, 2025 was ($4,861), which includes a realized loss of ($9) on the sale of AVAX to pay Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in AVAX of ($4,852). Net realized and unrealized loss on investment in AVAX for the period was driven by AVAX price depreciation from $35.81 per AVAX as of December 31, 2024, to $18.21 per AVAX as of June 30, 2025. Net decrease in net assets resulting from operations was ($4,918) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in AVAX, plus the Sponsor’s Fee of $57. Net assets increased to $10,571 at June 30, 2025, a 295% increase for the six-month period.

The increase in net assets resulted from the contribution of approximately 508,440 AVAX with a value of $12,815 to the Trust in connection with Share creations during the period, partially offset by the aforementioned AVAX price depreciation and the withdrawal of approximately 2,614 AVAX to pay the foregoing Sponsor’s Fee.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective March 12, 2026, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) June 12, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on June 12, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.35%.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of June 30,
	2026	2025
Price of AVAX on principal market	$6.57	$18.21
Principal Market NAV per Share(1)(2)	$15.93	$44.56
Principal Market NAV(2)	$4,269,783	$10,570,805
Index Price	$6.57	$18.13
NAV per Share(1)(3)	$15.93	$44.36
NAV(3)	$4,268,486	$10,524,365

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
(3)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken and OKX. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Kraken, and Crypto.com. See “Business—Overview of the Avalanche Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1 for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Split for periods prior to March 6, 2026) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Split for periods prior to March 6, 2026) from August 20, 2024 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Business—Overview of the Avalanche Industry and Market—The Index and the Index Price” in our Registration Statement on Form S-1.

The following table illustrates the movements in the Index Price from August 20, 2024 (the commencement of the Trust’s operations) to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
August 20, 2024 (the commencement of the Trust’s operations) to June 30, 2025	$27.40	$54.44	12/4/2024	$16.01	6/22/2025	$18.13	$18.13
Twelve months ended June 30, 2026	$15.31	$34.57	9/18/2025	$5.87	6/19/2026	$6.57	$6.57
August 20, 2024 (the commencement of the Trust’s operations) to June 30, 2026	$20.91	$54.44	12/4/2024	$5.87	6/19/2026	$6.57	$6.57

The following table illustrates the movements in the Digital Asset Market price of AVAX, as reported on the Trust’s principal market, from August 20, 2024 (the commencement of the Trust’s operations) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
August 20, 2024 (the commencement of the Trust’s operations) to June 30, 2025	$27.39	$54.16	12/4/2024	$15.95	6/22/2025	$18.21	$18.21
Twelve months ended June 30, 2026	$15.30	$34.73	9/18/2025	$5.88	6/19/2026	$6.57	$6.57
August 20, 2024 (the commencement of the Trust’s operations) to June 30, 2026	$20.91	$54.16	12/4/2024	$5.88	6/19/2026	$6.57	$6.57

Effective March 12, 2026, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NASDAQ. The following chart sets out the historical closing prices for the Shares as reported by NASDAQ and the Trust’s NAV per Share from March 12, 2026 to June 30, 2026.

GAVA Premium/(Discount): GAVA Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NASDAQ divided by the Trust’s NAV per Share from March 12, 2026 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GAVA Redeemed	Average Price Paid per Share of GAVA(1)

April 1, 2026 - April 30, 2026	-	$-
May 1, 2026 - May 31, 2026	-	$-
June 1, 2026 - June 30, 2026	-	$-
Total	-	$-
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1#	Certificate of Trust (incorporated by reference to Exhibit 3.1 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 22, 2025).

3.2#

Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 3.2 to the Trust’s Registration Statement on Form POS EX filed with the Securities and Exchange Commission on March 12, 2026).

4.1#

Second Amended and Restated Declaration of Trust and Trust Agreement, by and among CSC Delaware Trust Company, as trustee, and Grayscale Investments Sponsors, LLC as sponsor (incorporated by reference to Exhibit 4.1 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

4.2#

Amendment No. 1 to the Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 to the Trust’s Registration Statement on Form POS EX filed with the Securities and Exchange Commission on March 12, 2026).

4.3#

Amendment No. 2 to the Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on the Form 8-K filed with the Securities and Exchange Commission on August 7, 2026).

4.4#	Form of Participant Agreement (incorporated by reference to Exhibit 4.2 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

10.1†#	Prime Broker Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

10.2†#

Fund Administration and Accounting Agreement (incorporated by reference to Exhibit 10.2 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

10.3†#

Index License Agreement, dated February 1, 2022, between the Sponsor, and the Index Provider (incorporated by reference to Exhibit 10.3 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 22, 2025).

10.4†#

Amendment No. 1 to the Index License Agreement, dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.4 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 22, 2025).

10.5†#

Amendment No. 6 to the Index License Agreement, dated March 1, 2025, between the Sponsor and Index Provider(incorporated by reference to Exhibit 10.5 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 22, 2025).

10.6†#	Marketing Agent Agreement (incorporated by reference to Exhibit 10.6 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

10.7#

Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.7 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

10.8#

Co-Transfer Agency Agreement, dated October 9, 2025, between the Sponsor and the Co-Transfer Agent (incorporated by reference to Exhibit 10.8 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

10.9†#	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.9 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 22, 2025).

10.10†#	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.10 to the Trust’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 22, 2025).

10.11†#

Staking Addendum to the Custodial Services Agreement (incorporated by reference to Exhibit 10.11 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

10.12†#

Amendment No. 1 to the Staking Addendum to Custodial Services Agreement (incorporated by reference to Exhibit 10.12 to the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 2026).

10.13#	Form of Liquidity Provider Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on June 10, 2026)

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

#	Previously filed.
†

Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant treats as private or confidential.

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

“DSTA”—The Delaware Statutory Trust Act, as amended.

“Fee Waiver Period”—The period from March 12, 2026 until the earlier of (x) June 12, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion.

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

“Sponsor’s Fee”—A fee, payable in AVAX, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor previously waived the Sponsor’s Fee during the Fee Waiver Period, which ended on June 12, 2026, as described in more detail under “Business—Expenses; Sales of AVAX” of the Trust’s Registration Statement on Form S-1.

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

“Tax Ruling”—A binding ruling issued by the U.S. Internal Revenue Service.

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

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of March 11, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 and No. 2 thereto, and as the same may be further amended from time to time.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Avalanche Staking ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 7, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.